Form 10-Q
period 1996-03-31
BLUE CHIP COMPUTERWARE INC
filed 1996-07-30
CIK 889285

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15[d] OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                      OR

         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15 [d] OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ________ to ________

                      Commission File Number 33-48846-NY

                         BLUE CHIP COMPUTERWARE, INC.
- - - ------------------------------------------------------------------------------
[Exact name of small business issuer as specified in its charter]

                 DELAWARE                  13-3671526
- - - --------------------------------  -------------------------------------------
[State or other jurisdiction of   [I.R.S. Employer Identification No]
incorporation or organization]

                  33 Dubon Court, Farmingdale, New York 11735
               ------------------------------------------------
                   [Address of principal executive offices]

                                [516] 777-1700
                           ------------------------
                           Issuer's telephone number

Check whether the issuer [1] filed all reports required to be filed by Section 13 or 15[d] of the Exchange Act during the past 12 months [or for such shorter period that the issuer was required to file such reports], and [2] has been subject to such filing requirements for the past 90 days.
Yes  [X]   No [  ]

The number of shares outstanding of the issuers common stock, par value $0.01 per share, at July 19, 1996 was 11,671,926 shares.

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         BLUE CHIP COMPUTERWARE, INC.
                         AND SUBSIDIARIES CONSOLIDATED
                                BALANCE SHEETS

                                    ASSETS


                                                             March 31, 1996  Dec. 31, 1995
                                                             --------------  -------------
                                                              [Unaudited]
Current assets:
 Cash and cash equivalents                                       $  [32,319]  $   37,630
 Equity security, available for sale                              2,027,800    1,462,400
 Note receivable, current maturity                                   95,464      113,464
 Accounts receivable, net of allowance for uncollectibles           435,304      474,228
 Other receivables in litigation, net of allowance for
    uncollectibles                                                1,000,345    1,000,345
 Inventories                                                        908,391    1,139,935
 Demand loans from officers                                         308,102      325,801
 Prepaid expenses and miscellaneous receivables net of
    allowance for uncollectibles                                     65,574       86,215
 Current assets attributable to discontinued operations           1,521,771    1,521,771
                                                                  ----------   ----------
Total current assets                                              6,330,432    6,161,789
                                                                  ----------   ----------

Property and equipment, net of accumulated depreciation
  and amortization                                                   80,846       76,014
Property and equipment net attributable to discontinued
  operations                                                        329,895      329,895
                                                                 ----------   ----------
                                                                    410,741      405,909
                                                                 ----------   ----------

Other assets:
 Note receivable, less current maturities and net of a reserve
  for uncollectible portion                                          80,036       80,036
 Surety bond and security deposits                                   94,712       94,712
 Goodwill, net of accumulated amortization                          496,824      531,486
 Other assets attributable to discontinued operations                20,285       20,285
                                                                 ----------   ----------
Total other assets                                                  691,857      726,519
                                                                 ----------   ----------
Total assets                                                     $7,433,030   $7,294,217
                                                                 ==========   ==========

                                  [Continued]

                         BLUE CHIP COMPUTERWARE, INC.
                         AND SUBSIDIARIES CONSOLIDATED
                                BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                              March 31, 1996   Dec. 31, 1995
                                                              --------------   -------------
                                                               [Unaudited]
Current liabilities:
 Short-term debt, accounts receivable and inventory
    financing                                                   $ 1,319,293   $ 1,381,279
 Accounts payable                                                   940,526       941,504
 Accrued expenses                                                   278,676       257,718
 Sales tax payable                                                   79,358        79,358
 Notes payable, other                                                40,000       102,500
 Due to related parties                                             169,561       156,561
 Current liabilities attributable to discontinued operations      1,987,791     1,987,791
                                                                -----------   -----------
Total current liabilities                                         4,815,205     4,906,711

Long-term liabilities attributable to discontinued operations        74,841        74,841
                                                                -----------   -----------

Total liabilities                                                 4,890,046     4,981,552
                                                                -----------   -----------

Stockholders' equity:
 Preferred stock, $1.00 par value
 Common stock, $.01 par value                                       118,019       114,019
 Additional paid-in capital                                      11,660,813    11,584,813
 [Accumulated deficit]                                          [10,378,444]  [9,770,204]
 Unrealized gain on equity security                               1,432,596       634,037
                                                                -----------   -----------
                                                                  2,832,984     2,562,665
 Less treasury stock - 130,000 shares, at cost                    [290,000]     [250,000]
                                                                -----------   -----------
Total stockholders' equity                                        2,542,984     2,312,665
                                                                -----------   -----------
Total liabilities and stockholders' equity                      $ 7,433,030   $ 7,294,217
                                                                ===========   ===========



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL OPERATIONS

                         BLUE CHIP COMPUTERWARE, INC.
                         AND SUBSIDIARIES CONSOLIDATED
                           STATEMENTS OF OPERATIONS


                                                             Three Months Ended
                                                    ---------------------------------
                                                     March 31, 1996   March 31, 1995
                                                       [Unaudited]     (Unaudited]
                                                    ---------------  ----------------
Revenues                                             $ 421,941       $1,372,640

Direct Costs                                           296,357          604,388
                                                    ------------    ------------
Gross Profit                                           125,584          768,252

Selling, general and administrative expenses           745,598          942,668

Interest expense [net]                                  99,567           33,141
                                                    ------------    ------------

Loss from continuing operations before realized
 gain on disposition of equity investment and
 income taxes                                          [719,581]       [207,557]

Realized gain on disposal of available-for-sale
 security                                                73,841              --

Income taxes                                                 --              --
                                                    ------------    ------------
Loss from continuing operations                        [645,740]       [207,557]

Income from discontinued operations                          --          26,193
                                                    ------------    ------------

Loss before extraordinary income                       [645,740]       [181,364]
Extraordinary income, gain on extinguishment
 of debt                                                 37,500              --
                                                    ------------    ------------
Net [loss]                                           $ [608,240]     $ [181,364]
                                                    ============    ============

Loss per share from continuing operations            $     [.05]   $       [.04]

Income per share from discontinued operations               --               --

Income from extraordinary item                              --               --
                                                    ------------    ------------
Net [Loss] income per share                          $     [.05]   $       [.04]
                                                    ============    ============

Weighted average shares outstanding                  11,438,965      5,558,744
                                                    ============   =============



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL OPERATIONS

                          BLUE CHIP COMPUTERWARE, INC
                         AND SUBSIDIARIES CONSOLIDATED
                            STATEMENTS OF CASH FLOW


                                                        Three Months Ended
                                              ---------------------------------
                                               March 31, 1996   March 31, 1995
                                                 [Unaudited]      [Unaudited]
                                               --------------    --------------

Operating activities
Net loss                                           $  [608,240]    $ [181,364]
Adjustments to reconcile net loss to net
    cash used in operating activities:
Provision for doubtful accounts                              -        [17,087]
Depreciation and amortization                           44,662         37,933
Common stock issued for services                        80,000
Deferred income                                              -         51,497
Changes in assets and liabilities:
Decrease in accounts receivable                         38,924        765,653
Decrease [Increase] in inventories                     231,544       [719,895]
Decrease in prepaid expenses and other
    current assets                                      20,641        190,472
Security deposits and other assets                           -            600
Increase [Decrease] in Accounts
    Payable and accrued expenses                        19,980       [266,311]
Decrease attributable to discontinued operations             -       [131,186]
                                                      ---------     ----------
Net cash used by operating activities                 [172,489]      [269,688]
                                                      ---------     ----------
Investing activities:
 Capital expenditures                                  [13,673]        [5,102]
 Loans to officers                                      17,699        [39,069]
 Notes receivable                                       18,000       [300,000]
 Redemption of Equity Investment                       192,000
 Decrease attributable to discontinued operations                      [7,289]
                                                       -------       ---------

 Net cash provided by  [used in]
    operating activities                               214,026       [351,460]
                                                       -------       ---------


                                  [Continued]

                         BLUE CHIP COMPUTERWARE, INC.
                         AND SUBSIDIARIES CONSOLIDATED
                            STATEMENTS OF CASH FLOW

                                  [Concluded]


                                                         Three Months Ended
                                                -----------------------------
                                                March 31, 1996   March 31, 1995
                                                  [Unaudited]     [Unaudited]
                                                -------------    --------------

Financing activities:
 Net proceeds of stock sales                       $                 $ 731,485
 Net  [payments] proceeds of short term debt            [61,986]        56,279
 Net  [payments] of stockholder loans                                  [73,104]
 Net  [payments] of long term debt                                     [70,357]
 Net [payment] of notes payable other                   [62,500]
 Due to related parties                                  13,000
 Decrease attributable to discontinued operations                     [114,755]
                                                   -------------    -----------



 Net  cash [used in] provided by
  financing activities                                 [111,486]       529,548
                                                   -------------    -----------

[Decrease] in cash and equivalents                      [69,949]       [91,600]
Cash and equivalents, beginning of period                37,630        381,606
                                                   -------------    -----------
Cash and equivalents, end of period                $    [32,319]    $  290,006
                                                   =============    ===========




          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         BLUE CHIP COMPUTERWARE, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries, KoolGlo Industries, Inc. [KoolGlo] and Voice Teck Canada, Inc. Discontinued Operations include Droutman Enterprises, Inc. [DEI] and Technical Services Group, Inc. [TSG]. All significant intercompany balances and transactions have been eliminated.

     The consolidated balance sheet as of March 31, 1996, the related consolidated statements of operations for the three months ended March 31, 1996 and 1995 and the related consolidated statements of cash flows for the three month period ended March 31, 1996 and 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included and consist only of normal recurring items. The results of operations for the period presented are not necessarily indicative of the results for the entire year.

     The financial information presented does not include all disclosures required by generally accepted accounting principles. For further information concerning the Company's accounting policies and certain transactions, refer to the Company's annual report on Form 10-KSB.

NOTE 2. SUPPLEMENTARY CASH FLOW INFORMATION

     Total interest paid during the three month period ended March 31,1996 and 1995 was $99,567 and $33,141, respectively. No income taxes were paid during the three month period ended March 31, 1996 and 1995.

     Noncash financing activities for the three month period ended March 31, 1996 was the issuance of 400,000 shares of the Company's common stock for legal services, valued at $80,000, rendered.

NOTE 3. INCOME TAXES

     The provision for income taxes for the three month period ended March 31, 1996 and for the three month period ended March 31, 1995 were fully offset by available net operating loss carryovers.

NOTE 4. NET LOSS PER SHARE

     Net loss per share for the three months ended March 31, 1996 and 1995 does not give effect to any common equivalent shares which are dilutive.

NOTE 5. CAPITAL TRANSACTIONS

     In February, 1996, the Company issued 400,000 shares of its common stock in exchange for legal services valued at $80,000. Also in February 1996, the Company agreed to purchase 50,000 shares of Blue Chip stock in exchange for 40,000 shares [ 20,000 common and 20,000 preferred] in All American Food Group, Inc. ["All American"]. The 50,000 Blue Chip shares had previously been issued, in February 1995 to convert a$100,000 of KoolGlo's bridge loan. The offer and agreement to exchange the All American shares allowed this lender to receive the same treatment offered to and accepted by most of the other bridge loan lenders. However, since approximately one year had passed since the issuance of the Blue Chip shares and the extinguishment of the related $100,000 bridge loan debt had been recorded in 1995, the February 1996 transaction constituted a treasury stock purchase valued at $40,000, calculated at the Company's then carrying value in the All American stock of $1.00 per share.

NOTE 6. EQUITY SECURITY, AVAILABLE FOR SALE

     During the period ended March 31, 1996, the Company redeemed 192,000 convertible preferred shares in All American for $192,000. In 1995, the Company had invested $475,000 for 475,000 convertible preferred shares . The 192,000 shares redeemed in the first quarter of 1996 and an additional 283,000 shares in All American aggregating to 475,000 shares reflect the 1995 investment and the 283,000 shares on hand at March 31, 1996 have been valued at $1.00 per share. In January, 1996, the Company transferred 50,000 non-voting convertible preferred shares in All American as a fee to Magna Financial Services, Inc. ("Magna") for a $110,000 loan made by Magna to the Company. The note is due September 30, 1996 and bears interest at prime. The Company secured the note to Magna with 135,000 convertible preferred shares in All American. Magna cannot foreclose upon the security in the event of non-payment by the Company until December 31, 1996.The fee of 50,000 shares valued at $50,000 will be amortized over the life of the loan. The Company realized a gain of $32,105 on the transfer of the 50,000 shares reflecting the excess of the market value over the cost of such shares. This was included as an unrealized gain on equity security in the equity section of the balance sheet prior to the transfer of the 50,000 shares.

     In February 1996, the Company transferred 25,000 All American shares [12,500 common shares and 12,500 non-voting convertible preferred shares] for the extinguishment of $62,500 in convertible debt applicable to the remaining balance of KoolGlo's bridge loan. The Company realized a gain of $16,052 and an extraordinary gain of $37,500 in connection with this transaction. In February 1996, the Company exchanged 40,000 shares in All American for 50,000 shares of Blue Chip (See Note 5 above). The Company realized a gain of $25,684 in connection with this transaction reflecting the excess of the market value over the cost of such shares. Both the $16,052 gain and the $25,684 gain, were included as an unrealized gain on equity security in the equity section of the balance sheet prior the completion of both of these transactions.

     On March 31, 1996, the Company valued its shares in All American at $2.00 per share on the basis of sales of 679,150 shares in All American made by All American to other investors at $2.00 per share. The only exception were the 283,000 preferred share purchased in 1995 at $1.00 (See above ) that were valued at $1.00 at March 31, 1996. As of March 31, 1996, the Company owns 236,200 voting common shares and 919,200 convertible non-voting preferred shares in All American. Of the 919,200 convertible non-voting preferred shares, 283,000 have been valued at $1.00 per share and the balance of 636,200 shares have a market value of $2.00 per share. The 236,200 common shares also have a market value of $2.00 per share at March 31, 1996. The total equity security, available for sale investment in All American as of March 31, 1996 is $2,027,800, which has an unrealized gain on equity security in the equity section of the balance sheet of $1,432,596.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The consolidated loss for the three months ended March 31, 1996 was $608,240 or $.05 per share, compared to a loss of $181,364 or $.04 per share for the three months ended March 31, 1995. The net increase of $426,876 is comprised of an increase in loss from continuing operations of $438,183, offset by extraordinary income of $37,500 and income from discontinued operations in 1995 of $26,193. KoolGlo's loss for the three months ended March 31, 1996 is $400,526, compared to profit of $48,453 for the three months ended March 31, 1995. The loss in KoolGlo in the first quarter of 1996 compared to a profit in the first quarter ended in 1995 is a result of lower sales in 1996(See revenues below). Blue Chip, the Holding Company, had a loss of $207,714 after it realized a gain of $73,841 and an extraordinary gain of $37,500 for transfers of All American shares for three separate transactions as described in Note 6. For the three months ended March 31, 1995, the Holding Company incurred a loss of $256,010.

     Revenues in KoolGlo declined by $950,699 to $421,941 for the quarter ended March 31, 1996 from $1,372,640 in the quarter ended March 31, 1995. The decline reflected lower demand for KoolGlo's existing products. The new Deltalite product line was not available for sale in the first quarter of 1996 and the Company does not anticipate any benefit from this new line until the fourth quarter of 1996.

     Gross profit declined by $642,668 to $125,584 in the first quarter of 1996 from $768,252 in the first quarter of 1995. The gross profit percentage for the first quarter ended March 31, 1996 was 29.76% compared to 55.96% for the first quarter ended March 31, 1995. Lower demand resulting in decreased sales of KoolGlo's products, have decreased prices resulting in a significantly lower gross profit.

     Selling, general and administrative expenses declined by $197,070 to $745,598 in the first quarter of 1996 compared to $942,668 in the first quarter of 1995. This reflects the Company's effort to reduce cost.

     Interest expense increased to $99,567 for the quarter ended March 31, 1996 from $33,141 for the quarter ended March 31, 1995. The $66,426, increase reflects additional interest being charged to KoolGlo by its factor for the PHD receivable in litigation.

     Working capital at March 31, 1996 was $1,515,227 compared to $1,255,078 at December 31, 1995 or an increase of $260,149. Current assets of $6,330,432 include $1,521,771 of assets relating to Discontinued Operations and current liabilities of $4,815,205 include $1,987,791 of liabilities related to Discontinued Operations. Current assets related to Continuing Operations were $4,808,661 and current liabilities related to Continuing Operations were $2,827,414. Accordingly, working capital attributable to Continuing Operations was $1,981,247.

     The Company's cash and equivalents decreased by $69,949 from $37,630 at December 31, 1995, to a negative $32,319 at March 31, 1996.

Operating activities required $172,489, Investing activities provided $214,026, and Financing activities required $111,486 resulting in the decrease of cash and equivalents of $69,949.

As described in the Company's Form 10-KSB for the year ended December 31, 1995, the Company expects losses for at least the first three quarters of 1996.

                          PART II. OTHER INFORMATION



Item 1.       Legal Proceedings

              None

Item 2.       Changes in Securities

              None

Item 3.       Defaults upon Senior Securities

              None

Item 4.       Submission of Masters to a Vote of Security Holders

              None

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K

               See the Company's Report on Form 8-K dated February 20, 1996, reflecting the resignation of M.R. Weiser as its independent Certified Public Accountant. See M.R. Weiser's letter dated March 25, 1996 addressed to the Securities and Exchange Commission and appended as an exhibit to the Company's Form 8-K. See the Company's Report on Form 8-KA dated April 9, 1996, reflecting that the Company has retained Joel J. Ratzker, CPA, P.C. as independent certified public accountant.

                                  SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Blue Chip Computerware, Inc.
- - - ----------------------------
         [Registrant]



Date:  July 25, 1996                       /s/ Chuck Gitlin
                                          -------------------------------
                                          Chuck Gitlin, President,
                                          Treasurer, Chief Executive
                                          Officer and Director



Date:  July 25, 1996                       /s/ Chris Mallios
                                          ------------------------------
                                          Chris Mallios, Secretary
                                          and Chief Financial Officer