Form 10-Q
period 1996-06-30
BLUE CHIP COMPUTERWARE INC
filed 1996-08-14
CIK 889285

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

         (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                      OR

         ( )      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ________ to ________

                      Commission File Number 33-48846-NY

                         BLUE CHIP COMPUTERWARE, INC.
- ------------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


         DELAWARE                                       13-3671526
- ------------------------------------        ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No)
incorporation or organization)

                  33 Dubon Court, Farmingdale, New York 11735
         -------------------------------------------------------------
                   (Address of principal executive offices)

                                (516) 777-1700
                           ------------------------
                           Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes (X) No ( )

The number of shares outstanding of the issuers common stock, par value $0.01 per share, at August 10, 1996 was 11,671,926 shares.

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         BLUE CHIP COMPUTERWARE, INC.
                         AND SUBSIDIARIES CONSOLIDATED
                                BALANCE SHEETS

                                    ASSETS

                                                                   JUNE 30,  DECEMBER 31,
                                                                    1996        1995
                                                                 ----------- ------------
                                                                 (Unaudited)
Current assets:
 Cash and cash equivalents                                       $   27,083   $   37,630
 Equity security, available for sale                              2,437,209    1,462,400
 Note receivable, current maturity                                   91,988      113,464
 Accounts receivable, net of allowance for uncollectibles           446,234      474,228
 Other receivables in litigation, net of allowance for
    uncollectibles                                                  885,452    1,000,345
 Inventories                                                        578,038    1,139,935
 Demand loans from officers                                         313,211      325,801
 Prepaid expenses and miscellaneous receivables net of
    allowance for uncollectibles                                    197,443       86,215
 Current assets attributable to discontinued operations                --      1,521,771
                                                                 ----------   ----------
  Total current assets                                            4,976,658    6,161,789
                                                                 ----------   ----------

Property and equipment, net of accumulated depreciation
  and amortization                                                   62,654       76,014
Propery and equipment attributable to discontinued
  operations,net                                                       --        329,895
                                                                 ----------   ----------
                                                                     62,654      405,909
                                                                 ----------   ----------

Other assets:
 Note receivable, less current maturities and net of a reserve
  for uncollectible portion                                          80,036       80,036
 Surety bond and security deposits                                   94,712       94,712
 Goodwill, net of accumulated amortization                          462,162      531,486
 Other assets attributable to discontinued operations                             20,285
                                                                 ----------   ----------
   Total other assets                                               636,910      726,519
                                                                 ----------   ----------
Total assets                                                     $5,676,222   $7,294,217
                                                                 ==========   ==========

                                  (Continued)

                         BLUE CHIP COMPUTERWARE, INC.
                         AND SUBSIDIARIES CONSOLIDATED
                                BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 JUNE 30,  DECEMBER 31,
                                                                   1996       1995
                                                               ----------- -----------
                                                               (Unaudited)
Current liabilities:
 Short-term debt, accounts receivable and inventory
    financing                                                   $1,394,583   $1,381,279
 Accounts payable                                                  875,560      941,504
 Accrued expenses                                                  254,057      257,718
 Sales tax payable                                                  33,916       79,358
 Notes payable, other                                              327,869      102,500
 Due to related parties                                            626,990      156,561
 Current liabilities attributable to discontinued operations          --      1,987,791
                                                                ----------   ----------
Total current liabilities                                        3,512,975    4,906,711
Long term liabilities attributable to discontinued operations         --         74,841
                                                                ----------   ----------

Total liabilities                                                3,512,975    4,981,552
                                                                ----------   ----------



Stockholders' equity:
 Preferred stock, $1.00 par value
 Common stock, $.01 par value                                      118,019      114,019
 Additional paid-in capital                                     11,660,813   11,584,813
 (Accumulated deficit)                                         (11,425,188)  (9,770,204)
 Unrealized gain on equity security                              2,099,603      634,037
                                                              ------------   ----------

                                                                 2,453,247    2,562,665
 Less treasury stock - 130,000 shares, at cost                    (290,000)    (250,000)
                                                              ------------   ----------
Total stockholders' equity                                       2,163,247    2,312,665
                                                              ------------   ----------

Total liabilities and stockholders' equity                    $  5,676,222   $7,294,217
                                                              ============   ==========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL OPERATIONS

                         BLUE CHIP COMPUTERWARE, INC.
                         AND SUBSIDIARIES CONSOLIDATED
                           STATEMENTS OF OPERATIONS


                                                                     SIX MONTHS ENDED
                                                                     ----------------
                                                                  JUNE 30,    JUNE 30,
                                                                    1996        1995
                                                                ----------   ----------
                                                                (Unaudited)  (Unaudited)
Revenues                                                      $    836,274   $3,709,045

Direct Costs                                                       977,959    1,620,641
                                                              ------------   ----------
Gross Profit                                                      (141,685)   2,088,404

Selling, general and administrative expenses                     1,531,100    1,909,299

Interest expense (net)                                             186,289       32,641
                                                              ------------   ----------

                                                                (1,859,074)     146,464
Realized gain on disposal of available-for-sale
 security                                                          292,240         --

Income taxes                                                          --           --
                                                              ------------   ----------
Income (loss) from continuing operations                        (1,566,834)     146,464

Loss from discontinued operations                                 (125,650)     (86,720)
                                                              ------------   ----------
Income (loss) before extraordinary income                       (1,692,484)      59,744
Extraordinary income, gain on extinguishment
 of debt                                                            37,500         --
                                                              ------------   ----------
Net  Income (loss)                                            $ (1,654,984)  $   59,744
                                                              ============   ==========

Income(loss) per share from continuing operations             $       (.14)  $      .02
Loss per share from discontinued operations                           (.01)        (.01)
Income per share from extraordinary item                              --           --
                                                              ------------   ----------
Net (Loss) income per share                                   $       (.15)  $      .01
                                                              ============   ==========
Weighted average shares outstanding                             11,555,442    6,269,427
                                                              ============   ==========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL OPERATIONS

                         BLUE CHIP COMPUTERWARE, INC.
                         AND SUBSIDIARIES CONSOLIDATED
                           STATEMENTS OF OPERATIONS

                                                           THREE MONTHS ENDED
                                                           ------------------
                                                          JUNE 30,    JUNE 30,
                                                            1996        1995
                                                        ----------   ----------
                                                       (Unaudited)  (Unaudited)



Revenues                                              $   414,333   $2,300,405

Direct Costs                                              681,602      880,253
                                                      -----------   ----------
Gross Profit                                             (267,269)   1,420,152

Selling, general and administrative expenses              785,502    1,071,631

Interest expense (net)                                     86,722         (500)
                                                      -----------   ----------

                                                       (1,139,493)     349,021

Realized gain on disposal of available-for-sale
 security                                                 218,399         --
Income taxes                                                 --           --
                                                      -----------   ----------
Income (loss) from continuing operations                 (921,094)     349,021

Loss from discontinued operations                        (125,650)    (107,913)
                                                      -----------   ----------

Net Income (loss)                                     $(1,046,744)  $  241,108
                                                      ===========   ==========

Income (loss) per share from continuing operations    $      (.08)  $      .05
Loss per share from discontinued operations                  (.01)        (.02)
                                                      -----------   ----------
Net Income (Loss) income per share                    $      (.09)  $      .03
                                                      ===========   ==========
Weighted average shares outstanding                    11,671,926    6,735,665
                                                      ===========   ==========



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL OPERATIONS

                          BLUE CHIP COMPUTERWARE, INC
                         AND SUBSIDIARIES CONSOLIDATED
                            STATEMENTS OF CASH FLOW

                                                   SIX MONTHS ENDED
                                               -----------------------
                                                 JUNE 30,     JUNE 30,
                                                   1996         1995
                                               ----------   ----------
                                               (Unaudited)  (Unaudited)
Operating activities
Net loss                                      $(1,654,984)  $   59,744
Adjustments to reconcile net loss to net
    cash used in operating activities:
Provision for doubtful accounts                   (32,840)     (30,638)
Depreciation and amortization                      82,684      117,052
Common stock issued for services                   80,000         --
Equity stock transferred for expenses             224,532         --
Realized gain on disposal of equity security     (292,240)        --
Loss on the sale of TSG                          (126,650)        --
Changes in assets and liabilities:
Decrease in accounts receivable                   175,727      117,452
Decrease (Increase) in inventories                561,897     (815,636)
Increase in prepaid expenses and other
    current assets                               (111,228)    (431,122)
(Decrease) in notes receivable                   (400,000)
Security deposits and other assets                   --         (4,356)
Decrease in Accounts
    Payable and accrued expenses                 (115,047)     339,233
Discontinued operations                              --         81,140
                                               ----------   ----------

 Net cash used by operating activities           (955,849)    (967,131)
                                               ----------   ----------

Investing activities:
 Loans to officers                                 12,590       (8,882)
 Notes receivable                                  21,476         --
  Redemption of Equity Investment                 401,997         --
  Discontinued operations                            --         (9,911)
                                               ----------   ----------
 Net cash provided by (used in)
    operating activities                          436,063      (18,793)
                                               ----------   ----------

                                  (Continued)

                         BLUE CHIP COMPUTERWARE, INC.
                         AND SUBSIDIARIES CONSOLIDATED
                            STATEMENTS OF CASH FLOW

                                  (Concluded)

                                                      SIX MONTHS ENDED
                                                  -----------------------
                                                    JUNE 30,     JUNE 30,
                                                      1996        1995
                                                  ----------   ----------
                                                  (Unaudited)  (Unaudited)



Financing activities:
 Net proceeds of stock sales                    $       --     $  112,874
 Net proceeds of short term debt                      13,304    1,106,370
 Net (payments) of stockholder loa ns                   --       (318,765)
 Net (payments) of long term debt                       --       (134,204)
 Net (payment) of notes payable other                206,576         --
 Due to related parties                              289,359         --
 Discontinued operations                                --       (143,193)
                                                ------------   ----------
Net  cash  provided by
  financing activities                               509,239      623,082
                                                ------------   ----------


(Decrease) in cash and equivalents                   (10,547)    (362,842)
Cash and equivalents, beginning of period             37,630      586,606
                                                ------------   ----------

Cash and equivalents, end of period             $     27,083   $  223,764
                                                ============   ==========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         BLUE CHIP COMPUTERWARE, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.           PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its subsidiaries, KoolGlo Industries, Inc. (KoolGlo) and Voice Teck Canada, Inc. The Company's Discontinued Operations , Droutman Enterprises, Inc. (DEI) and Technical Services Group, Inc. (TSG) have been sold. DEI's operations were sold effective December 31, 1995 and TSG was sold effective July 12, 1996 and the transaction for the sale of TSG was included in the second quarter ended June 30, 1996. The financial statements for the three and six months ended June 30, 1995 have been restateted for the Discontinued Operations. All significant intercompany balances and transactions have been eliminated.

         The consolidated balance sheet as of June 30, 1996, the related consolidated statements of operations for the three month and six month periods ended June 30, 1996 and 1995 and the related consolidated statements of cash flows for the six month periods ended June 30, 1996 and 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included and consist only of normal recurring items. The results of operations for the period presented are not necessarily indicative of the results for the entire year.

         The financial information presented does not include all disclosures required by generally accepted accounting principles. For further information concerning the Company's accounting policies and certain transactions, refer to the Company's annual report on Form 10-KSB.

NOTE 2.           SUPPLEMENTARY CASH FLOW INFORMATION

         Total interest paid during the six month period ended June 30,1996 and 1995 was $186,209 and $32,641, respectively. No income taxes were paid during the six month period ended June 30, 1996 and 1995.

         Noncash financing activities for the six month period ended June 30, 1996 was the issuance of 400,000 shares of the Company's common stock for legal services, valued at $80,000, rendered.

         Non cash financing activities for the six month period ended June 30, 1995 was $2,583,262, representing the issuance of 143,000 shares of the Company's common stock for conversion of deposits received in connection with a stock subscription, 50,000 shares of the Company's common stock for conversion of a portion of bridge loan financing, 781,518 shares of the Company's common stock in payment for convertible notes including interest, 410,000 shares of the Company's common stock for consulting services rendered and 500,000 shares in payment of a liability of Allied Voice Tech, Inc.

NOTE 3.           INCOME TAXES

         The provision for income taxes for the six month period ended June 30, 1996 and for the six month period ended June 30, 1995 were fully offset by available net operating loss carryovers.

NOTE 4.           NET LOSS PER SHARE

         Net loss per share for the six months ended June 30, 1996 and 1995 does not give effect to any common equivalent shares which are dilutive.


NOTE 5.           CAPITAL TRANSACTIONS

         In February, 1996, the Company issued 400,000 shares of its common stock in exchange for legal services valued at $80,000. Also in February 1996, the Company agreed to purchase 50,000 shares of Blue Chip stock in exchange for 40,000 shares ( 20,000 common and 20,000 preferred) in All American Food Group, Inc. ("All American"). The 50,000 Blue Chip shares had previously been issued, in February 1995 to convert a$100,000 of KoolGlo's bridge loan. The offer and agreement to exchange the All American shares allowed this lender to receive the same treatment offered to and accepted by most of the other bridge loan lenders. However, since approximately one year had passed since the issuance of the Blue Chip shares and the extinguishment of the related $100,000 bridge loan debt had been recorded in 1995, the February 1996 transaction constituted a treasury stock purchase valued at $40,000, calculated at the Company's then carrying value in the All American stock of $1.00 per share.

NOTE 6.           EQUITY SECURITY, AVAILABLE FOR SALE

         As of June 30, 1996, the Company owns 576,203 convertible preferred shares and 236,200 voting common shares . The Company has valued its shares in All American at June 30, 1996, at $3.00 per share which aggregates to $2,437,209. There is an unrealized gain in the equity section of the balance sheet of $2,099,603 at June 30, 1996, which represents the excess of market value over cost that has not yet been realized in accordance with the treatment of the investment " Available-for- Sale Equity Security" pursuant to FAS#115. All American filed its first amendment to Form SB-2 and it is anticipated that the public offering will be effective in September 1996. The Company has valued its shares in All American at June 30, 1996, at 50% of the offering price per share.

As of June 30, 1996, the Company has pledged 412,000 shares of All American convertible preferred shares in connection with various loans made to the Company and TSG by third parties. See the Company's Form 10-KSB for the year ended December 31, 1995 for further information.

NOTE 7.           NOTES PAYABLE, OTHER

         As of June 30, 1996, the Company owes third parties $327,869 of which $100,000 is due in the third quarter of 1996 and $227,869 is due in the fourth quarter of 1996. These notes are secured by 215,000 convertible preferred shares in All American. See the Company's Form 10-KSB for the year ended December 31, 1995 for further information.


NOTE 8.           DUE TO RELATED PARTIES

         With the completion of the sale of TSG effective July 12, 1996, the Company recorded additional liability of $323,863 due to related parties. On June 11, 1996, the Company secured these two notes with 62,000 of convertible preferred shares in All American. These two notes were not purchased by the buyer in the TSG sale, therefore, they have been recognized in the quarter ended June 30, 1996. In addition, there is a $110,000 note due to a related party which is secured with 135,00 shares of convertible preferred shares in All American. In the aggregate, $433,863 in notes due to related parties is secured by 197,000 convertible preferred shares in All American.


NOTE 9.           SALE OF TSG

         Effective July 12, 1996, the Company sold its 79% investment in TSG for $10,000 in cash and a note receivable of $40,000 for an aggregate sales price of $50,000. The transaction was fully recorded in the quarter ended June 30, 1996 and the Company recognized a loss on the sale of TSG of $125,650 as a result of recording additional liability of $323,863 for amounts due to related parties. See Note 8 above.


NOTE 10.          SUBSEQUENT EVENTS

         In July 1996, the Board of Directors approved the transfer of All American shares as follows:(1) 10,000 convertible preferred shares to Mr. Chuck Gitlin who became the Company's President and Chief Executive Officer effective July 18, 1996, (2) 65,000 convertible preferred shares to KoolGlo's supplier in the Orient for reduction of $191,000 in liabilities, (3) 25,000 convertible preferred shares to Mr. Victor Caron for his personally guaranteeing debt to KoolGlo's factor. Mr. Caron is a Director and was the Company's previous President & CEO until his resignation on June 11, 1996, (4) 25,000 convertible preferred shares to a third pary for full payment of a $40,000 loan which was outstanding for several years, and (5) 10,000 convertible preferred shares to Steve Caron for his prior loans to TSG.

         In July 1996, the Company also agreed to accept $37,500 as full payment in July for a $75,000 note due September 1996. The funds were needed to pay KoolGlo's landlord for back rent.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS

         The consolidated loss for the six months ended June 30, 1996 was $1,654,984 or $.15 per share, compared to a net income of $59,744 or $.01 per share for the six months ended June 30, 1995. KoolGlo's loss for the six months ended June 30, 1996 is $1,091,384, compared to profit of $641,000 for the six months ended June 30, 1995. The loss in KoolGlo for the six months ended 1996 compared to a profit in the six months ended in 1995 is a result of lower sales in 1996(See revenues below)and lower prices. Blue Chip, the Holding Company, had a loss of $563,600 after it realized a loss of $125,650 on the sale of its 79% equity in TSG, a gain of $292,240 and an extraordinary gain of $37,500 for transfers of All American shares to third parties. For the six months ended June 30, 1995, the Holding Company incurred a loss of $494,536 and Discontinued Operations incurred a loss of $86,720.

         The consolidated loss for the three months ended June 30, 1996 was $1,046,744 or $.09 per share, compared to a net income of $241,108 or $.03 per share for the six months ended June 30, 1995. KoolGlo's loss for the three months ended June 30, 1996 was $690,858 compared to a net income of $592,000 for the three months ended June 30, 1995. Again, the decline from net income to a loss reflects significantly lower sales and lower prices. The Holding Company, had a loss of $355,886 after it realized a loss of $125,650 on the sale of its 79% equity in TSG and a gain of $218,399 for transfers of All American shares to third parties. For the three months ended June 30, 1995, the Holding Company incurred a loss of $242,979 and Discontinued Operations incurred a loss of $107,913.

         Revenues in KoolGlo declined by approximately $2.9 million to $.836 million for the six months ended June 30, 1996 from approximately $3.7 million for the six months ended June 30, 1995. The decline reflectes significantly lower demand for KoolGlo's existing products which have resulted in a negative gross profit due to sale of inventory below cost. The new Deltalite product line is not anticipated to provide any benefit to the Company until the fourth quarter of 1996.

         Revenues in KoolGlo declined approximately $1.9 million for the three months ended June 30, 1996 to $.414 million from approximately $2.3 million for the three months ended June 30, 1995. Again, the decline reflects significantly lower demand for the Company's products.

         Gross profit declined by approximately $2.2 million to a negative gross profit of $.141 million for the first six months of 1996 from approximately $2.1 million in the first six months of 1995. The gross profit margin for the six months ended June 30, 1996 was negative compared to 56.3% for the six months ended June 30, 1995. Lower demand resulting in decreased sales of KoolGlo's products, have decreased prices resulting in a significantly lower gross profit.

         Gross profit declined by approximately $1.7 million to a negative gross profit of $.277 million for the three months ended June 30, 1996 from approximately $1.4 million for the three months ended June 30, 1995. The gross profit margin for the three months ended June 30, 1996 was negative compared to 61.7% for the three months ended June 30, 1995 reflecting significantly lower demand for the company's products.

         Selling, general and administrative expenses declined by approximately $.378 million to $1.53 million for the six months ended June 30, 1996 compared to approximately $1.9 million for the six months ended June 30, 1995. This reflects the Company's efforts to reduce cost.

         Selling, general and administrative expenses declined by approximately $.286 million to $.785 million for the three months ended June 30, 1996 compared to approximately $1.1 million for the three months ended June 30, 1995.

         Interest expense for the six months ended June 30, 1996 increased by approximately $153k to $186k from $33k for the six months ended June 30, 1995. For the quarter ended June 30, 1996, interest rates increased by approximately $876k. The increase reflects KoolGlo's interest applicable on its liability to its factor. The PHD receivables in litigation is the main contributor. See the Company's Form 10-KSB for the year ended December 31, 1995 for further information.

         The provision for income taxes for the six months ended June 30, 1996 and the three months ended June 30, 1996 were fully offset by available net operating loss carryovers..

         Working capital at June 30, 1996 was $1,463,683 compared to $1,255,078 at December 31, 1995 or an increase of $208,605. Working capital at December 31, 1995 excluding Discontinued Operations and attributable to Continuing Operations was $1,721,098. The main reason for the increase in working capital is the Company's investment in its equity security. The Company valued its shares in All American at $3.00 per share on June 30, 1996 compared to $1.00 per share at December 31, 1995.

         The Company's cash and equivalents decreased by $10,547 from $37,630 at December 31, 1995, to $27,083 at June 30, 1996.

         Operating activities required cash of $1,155,712, Investing activities provided $436,063 in cash mainly from redemption of All American shares, and Financing activities provided $509,239 mainly from borrowings resulting in the decrease of cash and equivalents of $10,547. See the Statement of Cash Flow for further information.

As described in the Company's Form 10-KSB for the year ended December 31, 1995, the Company expects losses for at least the first three quarters of 1996.The Company anticipates raising cash through the sale of its All American shares. It is anticipated the All American's public offering will be effective September 1996. The Company has valued its shares in All American at June 30, 1996 at $3.00 per share which represents 50% of the offering price per share. There is no assurance that such public offering will be completed. Without the All American public offering, the Company will have a difficult time funding future losses.

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

                  None

                                  SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Blue Chip Computerware, Inc.
- ----------------------------
         (Registrant)



Date:  August 13, 1996             /s/ Chuck Gitlin
                                  -------------------------
                                  Chuck Gitlin, President,
                                  Treasurer, Chief Executive
                                  Officer and Director



Date:  August 13, 1996             /s/ Chris Mallios
                                  -----------------
                                  Chris Mallios, Secretary
                                  and Chief Financial Officer